Form 10-K
period 2000-12-31
STRUCTURED ASSET SEC CORP MORT PASS THR CERT SER 2000-5
filed 2002-01-07
CIK 1129369

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ]     Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from   to

                        Commission File Number  333-35026-04

                    STRUCTURED ASSET SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                             74-2440858
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)


200 Vessey Street
New York, NY                                              10285
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code : (212) 526-5594

   Structured Asset Securities Corporation Mortgage Pass-Through Certificates
                                Series 2000-5
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 2000-5
--------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to a Pool, the Trustee, the Servicer or, Structured Asset Securities Corporation with respect to a Pool, other than ordinary routine litigation incidental to the duties of the Trustee or Servicer under the related Trust Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of holders of each Class of Offered Certificates during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2000, the number of holders of each Class of Offered Certificates was 28.

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Omitted.

    (2)  Financial Statement Schedules:

         Omitted.

    (3)  Exhibits:

     Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer,
        filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2000.

     Current Reports on Form 8-K, dated November 27, 2000 and
     December 26, 2000, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein


Date:  January 4, 2002          By: /s/ Karen Schluter
                                    -----------------------------------
                                        Karen Schluter
                                        Assistant Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.





                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Annual Statement of Compliance
 99.2       Annual Independent Public Accountant's Servicing Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance





Aurora Loan Services Inc.
Corporate Headquarters
2530 S. Parker Rd., Suite 601
Aurora, CO  80014


August 30, 2001

Capital Markets Fiduciary Services
The Chase Manhattan Bank
450 West 33rd Street, 14th Floor
New York, NY  10001-2697

RE:  SASCO Series 2000-5
     Annual Officer's Certificate as to Compliance

Dear Capital Markets Fiduciary Services Manager:

     The undersigned Officer certifies the following for the period ending December 31, 2000:

     1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

     2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

     4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, of, it there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement.

Certified by:

/s/ E. Todd Whittemore
----------------------------
E. Todd Whittemore
Executive Vice President
Master Servicing Division

EXHIBIT 99.2 - Annual Independent Public Accountant's Servicing Report






Ernest & Young LLP
Suite 3300
370 17th Street
Denver, CO  80202-5663

Report of Independent Auditors

Board of Directors
Aurora Loan Services Inc.

     We have audited the accompanying statements of financial condition of Aurora Loan Services Inc. (the "Company") as of November 30, 2000 and 1999, and the related statements of operations, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States and the standards applicable to financial audits contained in Government Auditing Standards, issued bye Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position a November 30, 2000 and 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The Schedule of GNMA Adjusted Net Worth and GNMA Required Net Worth, Schedule of GNMA Required Fidelity Bond and Errors and Omissions Coverage and Computation of Adjusted Net Worth for Recertification of Nonsupervised Mortgages other than Loan Correspondents as of November 30, 2000 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have issued a report dated December 28, 2000 on our consideration of the Company's internal control over financial reporting and our tests of its compliance with certain laws and regulations.

Ernest & Young LLP

December 28, 2000